Form 10-Q
period 2014-05-31
Clearwater Ventures, Inc.
filed 2014-07-25
CIK 1606808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-195607

Clearwater Ventures, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-4902722
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8174 Las Vegas Blvd. S., Ste. 109, Las Vegas, NV 89123
(Address of principal executive offices)

(702) 779-9871
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if. changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,000,000 common shares as of July 21, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of May 31, 2014 and February 28, 2014 (unaudited);
F-2	Condensed Statements of Operations for the three months ended May 31, 2014 and from February 24, 2014 (inception) through May 31, 2014 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended May 31, 2014 and from February 24, 2014 (inception) through May 31, 2014 (unaudited);
F-4	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CLEARWATER VENTURES, INC.

(A development stage Company)

BALANCE SHEETS

(UNAUDITED)

	May 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash	$8,397	$15,025
Total current assets	8,397	15,025
Fixed assets, net	499	—
Other assets:
Intangible asset	316	25
Total assets	9,212	$15,050
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$17,426	$5,560
Total current liabilities	17,426	5,560
Long-term debt:	—	—
Total long-term debt	—	—
Total liabilities	17,426	5,560
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 16,000,000 shares issued and outstanding as of May 31, 2014 and February 28, 2014, respectively	16,000	16,000
Additional paid-in capital	(950)	(950)
Accumulated deficit	(23,264)	(5,560)
Total stockholders' equity (deficit)	(8,214)	9,490
Total liabilities and stockholders' equity (deficit)	$9,212	$15,050

The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.

(A development stage Company)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31, 2014	For the Period from February 24, 2014 (inception) to May 31, 2014
Revenue, net of cost of sales	$—	$—
Operating expenses:
Depreciation expense	29	29
Professional fees	17,566	22,166
Administrative fees	109	1,069
Total operating expenses	17,704	23,264
Net loss from operations	(17,704)	(23,264)
Net income (loss)	$(17,704)	$(23,264)
Basic and diluted loss per share	$(0.00)
Weighted average shares outstanding	16,000,000

 The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.

(A development stage Company)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended May 31, 2014	For the Period from February 24, 2014 (inception) to May 31, 2014
Cash flows from operating activities:
Net (loss)	$(17,704)	$(23,264)
Depreciation	29	29
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Accounts payable	11,866	17,426
Net cash used in operating activities	(5,809)	(5,809)
Cash flows from investing activities:
Purchase of assets	(528)	(528)
Purchase of components of intangible asset	(291)	(316)
Net cash used in financing activities	(819)	(819)
Cash flows from financing activities:
Proceeds from stock subscription	—	15,000
Proceeds from additional investment in subsidiary	—	25
Net cash provided by financing activities	—	15,025
Net decrease in cash	(6,628)	8,397
Cash at beginning of period	15,025	—
Cash at end of period	$8,397	$8,397
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.

(A development stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 2014, and the results of its operations and cash flows for the period ended May 31, 2014 and the period from February 24, 2014 (inception) to May 31, 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

The Company has adopted a February 28 year end.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany accounts and transactions have been eliminated.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reported period.  Actual results could differ from those estimates. Changes in facts and circumstances may result in revised estimates, which are recorded in the period in which they become known.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2014 and February 28, 2014, the Company had no cash equivalents.

(E) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

(F) Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10. ASC Topic 360-10 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value.

CLEARWATER VENTURES, INC.

(A development stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(G) Intangible Assets

The Company owns the entire rights, title and interest in and to a unique pool filtration system, known as the “Pool Guardian”. With respect to this invention, the Company owns all technology, materials, and tools related to the development, support and maintenance of this product. To date there are no patents, copyrights or trademark rights associated with this asset. The asset was invented by a related party, and as such it has been recorded at the cost of the materials used to construct the prototype.

(H) Financial Instruments

Financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. Recorded values of cash, receivables, payables and accrued liabilities approximate fair values due to the short maturities of such instruments. Recorded values for notes payable and related liabilities approximate fair values, since their stated or imputed interest rates are commensurate with prevailing market rates for similar obligations.

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2014 and February 28, 2014, there were no potential common shares underlying warrants or options.

(J) Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

Revenues, which do not require production, modification or customization and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) service has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

(K) Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

(L) Recent Accounting Pronouncements

We do not believe there are any recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

CLEARWATER VENTURES, INC.

(A development stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $17,704 for the period ended May 31, 2014 and an accumulated deficit of $23,264 as of May 31, 2014, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

These conditions give rise to doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	May 31, 2014	February 28, 2014
Computers	$528	$—
Less: Accumulated depreciation	(29)	—
Fixed assets, net	$499	$—

NOTE 4 – CURRENT LIABILITIES

Current liabilities consisted solely of amounts payable to professional service providers.

NOTE 5 - RELATED PARTY TRANSACTIONS

On February 24, 2014 a related party contributed a self-invented product, the “Pool Guardian”, to the 100% owned subsidiary, Clearwater Nevada, LLC in exchange for 1,000 membership units in the LLC. This invention, including the tangible and intangible rights associated with the invention, has been valued at the estimated cost of the materials used in producing the prototype through the current period, $316.

On February 25, 2014, the Company purchased all of the membership units (100% ownership) of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par. As of May 31, 2014 and February 28, 2014, this related party was the sole shareholder, CEO, and director of the Company.

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The voting rights, rate of dividends preference in relation to other classes or series, and rights in the event of liquidation related to shares of Preferred Stock of any series are determined by the board of directors and may vary from time to time.

The total number of shares of preferred stock the Company is authorized to issue is 10,000,000. The stated par value is $0.001/share.

As of May 31, 2014 and February 28, 2014, no preferred shares are issued and outstanding.

CLEARWATER VENTURES, INC.

(A development stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Common Stock

Holders of common stock have voting rights equal to one vote for each share of Common Stock held and are entitled to receive dividends when, and if declared by the board of directors subject to the rights of any Preferred Stock having preference as to dividends. In the event of liquidation or dissolution, subject to the rights of Preferred Stock Holders’ are entitled to share ratably in the Corporations assets. Holders of Common Stock do not have conversion, redemption or preemptive rights.

The total number of shares of common stock the Company is authorized to issue is 90,000,000. The stated par value is $0.001/share.

On February 25, 2014, the Company issued 1,000,000 common shares to a related party, in full payment for 100% ownership of the subsidiary, Clearwater Nevada, LLC. The value of the subsidiary at that time was less than the par value ($0.001/share) of the issued stock; therefore the Company recognized a negative amount of additional paid in capital related to the transaction of $950.

On February 27, 2014 the Company issued 15,000,000 common shares to a related party for cash proceeds of $15,000 or $0.001per share.

NOTE 7 - SUBSEQUENT EVENTS

As of June 30, 2014 the Company has secured subscriptions for 2,000,000 common shares of stock at an offering price of $0.01 per share. The Company received full payment for those subscriptions on July 1, 2014 of $20,000.

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Clearwater Ventures, Inc. on February 4, 2014 in the State of Nevada for the purpose of designing and marketing a new pool filter product known as the Pool Guardian. Our business is operated through our wholly-owned operating subsidiary, Clearwater Nevada, LLC. The Pool Guardian is designed to supplement and assist pool filters by capturing and holding unwanted pool surface debris. It functions by creating a mild rotation of the pool water, and collects any particulates from the surface into an easily managed screen container. We have completed our initial designs and have built a functioning prototype.

The Pool Guardian

The Pool Guardian is a pool filter assistant designed to capture and hold unwanted common pool debris. It functions by creating a mild rotation of the pool water, and collects any particulates from the surface into an easily managed screen container. The product is installed as an adapter that connects to the existing pool filter. It diverts a portion of the return water from the pool pump to a floating arm on the surface. This arm has surface ports along the outer edge that produce jets of water, creating a mild whirlpool effect. This rotation of water, combined with the specific shape of the arm, will cause any object on the surface to collect on the inner edge of the arm. A screen basket attached to the inner side of the arm below the surface will collect and hold all of the unwanted debris. The basket flips up to remove all of the debris from the pool.

Product Design:

The Pool Guardian is primarily constructed from 2” PVC tubing. It is approximately 6 feet long and has a 45 degree angle occurring 2 feet from the terminus. It connects to the pool pump using standard flexible pool tubing and a standard three way valve. The valve allows for the selection of arm function to off, on, or mixed. Off will divert all water from the pump to the existing pool output. On will provide all pump output to the arm. Mixed will provide water to both the existing pool pump output and the arm. The shape of the arm will allow it to rest on the wall of the pool and will adjust to the water level. It employs an external torsion control shape to maintain proper pool position. Design variations will allow it to maintain position without resting on the pool side. The device is designed to float on the surface and will operate in low water levels, and will not impede the function of the pool filter pump.

The PVC tubing and valves required for the construction of the Pool Guardian are commonly available materials used in the construction and plumbing industries and are widely available at home improvement and construction supply stores. For the construction of additional prototypes for testing and marketing purposes, and until we are able to engage a contract manufacturer, we intend to purchase these materials from local retailers.

Product Solutions:

The Pool Guardian is designed to dramatically improve the cleanliness of above ground pools. It will eliminate the tedious task of screening the pool of debris. Leaves, tree needles and dead bugs tend to first collect on the surface, become water logged, and sink. The result is unwanted debris collecting mostly on the surface and bottom of the pool. This requires labor intensive screening activity and difficult vacuuming of the pool floor. Using the Pool Guardian, these unwanted items are collected within minutes of contacting the pool surface and never have the opportunity to become a nuisance. The chore of cleaning the pool is reduced to merely lifting up the Guardian and removing it from the pool.

4

Planned Operations and Budget for Fiscal Year Beginning March 1, 2014

We have completed the initial design for the Pool Guardian and have built an initial working prototype. During the current fiscal year, we intend to focus primarily on further testing and developing the product. We plan to test the product on a variety of different above-ground pool shapes and sizes, and the develop improvements and enhancements to the product design. The operating budget for our first full fiscal year consists of planned expenditures for certain materials and supplies, including above ground pools for testing, PVC, valves, and other materials for construction of additional prototypes, as well as some tools. In addition, we plan to make certain expenditures for office equipment and supplies and for some initial marketing efforts to be undertaken near the end of the fiscal year. Management’s estimate of our planned expenditures by category and by fiscal quarter for our first full fiscal year is set forth below:

Expense Category	Q1	Q2	Q3	Q4	Category Totals
Materials and equipment	$2,000	$1,000	$1,300	$0	$4,300
Marketing expense	$0	$0	$0	$1,200	$1,200
Office and related	$2,000	$560	$0	$0	$2,560
Legal and accounting	$4,000	$2,000	$2,000	$2,000	$10,000
Totals	$8,000	$3,560	$3,300	$3,200	$18,060

Our ability to fund our planned budget beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three months ended May 31, 2014 and from February 24, 2014 (inception) through May 31, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $17,704 for the three months ended May 31, 2014. Our expenses during the quarter consisted of professional fees of $17,566, administrative fees of $109, and depreciation expense of $29. From inception on February 24, 2014 through May 31, 2014, we incurred expenses and a net loss of $23,264. Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our Pool Guardian product.

Liquidity and Capital Resources

As of May 31, 2014, we had current assets in the amount of $8,397, consisting entirely of cash. Our current liabilities as of May 31, 2014 were $17,426. Thus, we had a working capital deficit of $9,029 as of May 31, 2014.

Because our recent public offering was fully subscribed in the amount of $20,000, we should have sufficient cash to carry out our business plan until the end of our fiscal year beginning February 28, 2014.   Our ability to operate beyond our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

5

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tuston Brown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2014.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearwater Ventures, Inc.

Date:	July 25, 2014

By:	/s/ Tuston Brown Tuston Brown
Title:	Chief Executive Officer and Director

8