Form 10-Q/A
period 2014-05-31
Clearwater Ventures, Inc.
filed 2014-08-06
CIK 1606808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes [  ] No

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

Clearwater Ventures, Inc.

Date:	August 6, 2014

By:	/s/ Tuston Brown Tuston Brown
Title:	Chief Executive Officer and Director

8