Form 10-Q
period 2014-08-31
Clearwater Ventures, Inc.
filed 2014-10-15
CIK 1606808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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
(Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,000,000 common shares as of October 10, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of August 31, 2014 and February 28, 2014 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2014 (unaudited);
F-3	Statements of Cash Flows for the three and six months ended August 31, 2014 (unaudited);
F-4	Notes to Condensed Financial Statements (unaudited).

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CLEARWATER VENTURES, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31, 2014	February 28, 2014
ASSETS
Current assets:
Cash	$26,112	$15,025
Total current assets	26,112	15,025
Fixed assets, net of accumulated depreciated of $73 and $0, respectively	455	—
Other assets:
Intangible asset	24	25
Total assets	$26,591	$15,050
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$35,190	$5,560
Total liabilities	$35,190	$5,560
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 18,000,000 and 16,000,000 shares issued and outstanding, respectively	18,000	16,000
Additional paid-in capital	17,050	(950)
Accumulated (deficit)	(43,649)	(5,560)
Total stockholders' equity (deficit)	(8,599)	9,490
Total liabilities and stockholders' equity (deficit)	$26,591	$15,050

The accompanying notes are an integral part to these condensed financial statements.

CLEARWATER VENTURES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended August 31, 2014	For the Six Months Ended August 31, 2014
Revenue	$—	$—
Operating expenses:
Depreciation and amortization expense	44	74
Research and development expense	324	615
Professional fees	19,639	37,205
Administrative fees	86	195
Total operating expenses	20,093	38,089
Net loss from operations	(20,093)	(38,089)
Net income (loss)	$(20,093)	$(38,089)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	17,369,565	16,684,783

 The accompanying notes are an integral part to these condensed financial statements.

CLEARWATER VENTURES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended August 31, 2014	For the Six Months Ended August 31, 2014
Cash flows from operating activities:
Net (loss)	$(20,093)	$(38,089)
Depreciation and amortization	44	74
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Increase in accounts payable	17,764	29,630
Net cash (used) in operating activities	(2,285)	(8,385)
Cash flows from investing activities:
Purchase of assets	—	(528)
Net cash (used) in investing activities:	—	(528)
Cash flows from financing activities:
Proceeds from stock subscription	20,000	20,000
Proceeds from additional investment in subsidiary	—	—
Net cash provided by financing activities	20,000	20,000
Net increase in cash	17,715	11,087
Cash at beginning of period	8,397	15,025
Cash at end of period	$26,112	$26,112
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements.

 CLEARWATER VENTURES, INC.

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

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 2014, and the results of its operations and cash flows for the periods ended August 31, 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

The Company has adopted a February 28th year end.

On February 25, 2014, the Company purchased all of the membership units of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2014 and February 28, 2014, the Company had no cash equivalents.

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

CLEARWATER VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(G) Intangible Assets

The Company owns the entire rights, title and interest in and to a unique pool filtration system, known as the “Pool Guardian”. With respect to this invention, the Company owns all technology, materials, and tools related to the development, support and maintenance of this product. To date there are no patents, copyrights or trademark rights associated with this asset. Intangible assets are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 15 years.

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

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2014 and February 28, 2014, there were no potential common shares underlying warrants or options.

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

CLEARWATER VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(L) Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

We do not believe there are any additional recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $37,473 for the six months period ended August 31, 2014 and an accumulated deficit of $43,033 as of August 31, 2014, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	August 31, 2014	February 28, 2014
Computers	$528	$—
Less: Accumulated depreciation	(73)	—
Fixed assets, net	$455	$—

CLEARWATER VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

On February 24, 2014 a related party contributed a self-invented product, the “Pool Guardian”, to the 100% owned subsidiary, Clearwater Nevada, LLC in exchange for 1,000 membership units in the LLC.

On February 25, 2014, the Company purchased all of the membership units (100% ownership) of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par. As of August 31, 2014 and February 28, 2014, this related party owned 89% and 100%, respectively of the outstanding common shares, and is the CEO, and director of the Company.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The voting rights, rate of dividends preference in relation to other classes or series, and rights in the event of liquidation related to shares of Preferred Stock of any series are determined by the board of directors and may vary from time to time.

The total number of shares of preferred stock the Company is authorized to issue is 10,000,000. The stated par value is $0.001 per share.

As of August 31, 2014 and February 28, 2014, no preferred shares are issued and outstanding.

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

The total number of shares of common stock the Company is authorized to issue is 90,000,000. The stated par value is $0.001 per share.

On February 25, 2014, the Company issued 1,000,000 common shares to a related party, in full payment for 100% ownership of the subsidiary, Clearwater Nevada, LLC. The value of the subsidiary at that time was less than the par value ($0.001 per share) of the issued stock; therefore the Company recognized a negative amount of additional paid in capital related to the transaction of $950.

On February 27, 2014 the Company issued 15,000,000 common shares to a related party for cash proceeds of $15,000 or $0.001 per share.

On June 30, 2014 the Company issued 2,000,000 common shares for cash proceeds of $20,000 or $0.01 per share.

NOTE 6 - SUBSEQUENT EVENTS

On October 1, 2014 the Company entered into a promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest. The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Clearwater Ventures, Inc. on February 24, 2014 in the State of Nevada for the purpose of designing and marketing a new pool filter product known as the Pool Guardian. Our business is operated through our wholly-owned operating subsidiary, Clearwater Nevada, LLC. The Pool Guardian is designed to supplement and assist pool filters by capturing and holding unwanted pool surface debris. It functions by creating a mild rotation of the pool water, and collects any particulates from the surface into an easily managed screen container. We have completed our initial designs and have built a functioning prototype.

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

Planned Operations and Budget for Fiscal Year Beginning March 1, 2014

We have completed the initial design for the Pool Guardian and have built an initial working prototype. During the current fiscal year, we are focusing primarily on further testing and developing the product. We plan to test the product on a variety of different above-ground pool shapes and sizes, and the develop improvements and enhancements to the product design. The operating budget for our current fiscal year consists of planned expenditures for certain materials and supplies, including above ground pools for testing, PVC, valves, and other materials for construction of additional prototypes, as well as some tools. In addition, we plan to make certain expenditures for some initial marketing efforts to be undertaken near the end of the fiscal year. Overall, management’s estimated expense budget for our current fiscal year is approximately $18,000. Our ability to fund our planned budget beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

4

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three and six months ended August 31, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $20,093 for the three months ended August 31, 2014. Our expenses during the quarter consisted of professional fees of $19,639, administrative fees of $860, research and development of $324 and depreciation and amortization expense of $44. We incurred expenses and a net loss in the amount of $30,089 for the six months ended August 31, 2014. Our expenses during the six month period consisted of professional fees of $37,205, administrative fees of $195, research and development of $615 and depreciation and amortization expense of $74. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our Pool Guardian product.

Liquidity and Capital Resources

As of August 31, 2014, we had current assets in the amount of $26,112, consisting entirely of cash. Our current liabilities as of August 31, 2014 were $35,190. Thus, we had a working capital deficit of $9,078 as of August 31, 2014. On June 30, 2014, we closed a registered public offering of common stock in which we sold 2,000,000 shares of common stock at $0.01 per share, for total proceeds of $20,000. Subsequent to the reporting period, on October 1, 2014, we borrowed the sum of $10,000 from a private party under a Promissory Note. The note is unsecured, bears interest at six percent (6%) per year, and is due the sooner of: (i) two years from the date of issue, or (ii) upon ninety days written demand from the holder.

We currently believe that we have sufficient cash to carry out our business plan until the end of our fiscal year beginning February 28, 2014.   Our ability to operate beyond our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

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

5

Recently Issued Accounting Pronouncements

Except as set forth below, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow:

1. We have elected to adopt FASB Accounting Standards Update No. 2014-10, which amends Topic 915 of the FASB Accounting Standards Codification to remove the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  Although we do not expect this pronouncement to affect our actual results of operations or financial position, it will affect the presentation of our financial statements, in that inception-to-date information will not be presented in our statements of operations, cash flows, or shareholders’ equity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tuston Brown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearwater Ventures, Inc.

Date:	October 15, 2014

By:	/s/ Tuston Brown
Tuston Brown
Title:	Chief Executive Officer, Chief Financial Officer and Director

8