Form 10-Q
period 2014-11-30
Clearwater Ventures, Inc.
filed 2015-01-13
CIK 1606808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,000,000 common shares as of January 12, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2014 and February 28, 2014 (unaudited);
F-2	Statements of Operations for the three and nine months ended November 30, 2014 (unaudited);
F-3	Statements of Cash Flows for the nine months ended November 30, 2014 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

CLEARWATER VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2014	February 28, 2014
ASSETS
Current assets:
Cash	$11,653	$15,025
Total current assets	11,653	15,025
Fixed assets, net	410	—
Other assets:
Intangible asset	4,025	25
Total assets	16,088	$15,050
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$43,156	$5,560
Total current liabilities	43,156	5,560
Long-term debt:	10,000	—
Total long-term debt	10,000	—
Total liabilities	53,156	5,560
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 18,000,000 and 16,000,000 shares issued and outstanding, respectively	18,000	16,000
Additional paid-in capital	17,050	(950)
Accumulated deficit	(72,118)	(5,560)
Total stockholders' equity (deficit)	(37,068)	9,490
Total liabilities and stockholders' equity (deficit)	$16,088	$15,050

The accompanying notes are an integral part to these condensed consolidated financial statements

CLEARWATER VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended November 30, 2014	For the Nine Months Ended November 30, 2014
Revenue, net of cost of sales	$—	$—
Operating expenses:
Depreciation expense	44	118
Research and development expense	—	615
Professional fees	13,731	50,936
Administrative fees	14,594	14,789
Total operating expenses	28,369	66,458
Net loss from operations	(28,369)	(66,458)
Other income (expense):
Interest expense	(100)	(100)
Net income (loss)	$(28,469)	$(66,558)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	18,000,000	17,120,000

 The accompanying notes are an integral part to these condensed consolidated financial statements

CLEARWATER VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended November 30, 2014
Cash flows from operating activities:
Net (loss)	$(66,558)
Depreciation	118
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Increase in accounts payable	37,596
Net cash used in operating activities	(28,844)
Cash flows from investing activities:
Purchase of assets	(528)
Purchase of components of intangible asset	(4,000)
Net cash used in financing activities	(4,528)
Cash flows from financing activities:
Proceeds from stock subscription	20,000
Proceeds from loan	10,000
Proceeds from additional investment in subsidiary	—
Net cash provided by financing activities	30,000
Net decrease in cash	(3,372)
Cash at beginning of period	15,025
Cash at end of period	$11,653
Supplemental disclosure of cash flow information:
Cash paid for interest	$—
Cash paid for taxes	$—

The accompanying notes are an integral part to these condensed consolidated financial statements.

 CLEARWATER VENTURES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of November 30, 2014, and the results of its operations and cash flows for the periods ended November 30, 2014. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At November 30, 2014 and February 28, 2014, the Company had no cash equivalents.

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

CLEARWATER VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(G) Intangible Assets

The Company owns the entire rights, title and interest in and to a unique pool filtration system, known as the “Pool Guardian”. With respect to this invention, the Company owns all technology, materials, and tools related to the development, support and maintenance of this product. To date the Company is in the process of filing one provisional patent, however, the Company has no copyrights or trademark rights associated with this asset. The asset was invented by a related party, and as such it has been recorded at the cost of the materials used to construct the prototype plus the cost of the patent.

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

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of November 30, 2014 and February 28, 2014, there were no potential common shares underlying warrants or options.

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

 CLEARWATER VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

(L) Recent Accounting Pronouncements (Continued)

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $28,469 for the period ended November 30, 2014 and an accumulated deficit of $72,118 as of November 30, 2014, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	November 30, 2014	February 28, 2014
Computers	$528	$—
Less: Accumulated depreciation	(118)	—
Fixed assets, net	$410	$—

NOTE 4 – INTANGIBLE ASSETS

The Company owns the entire rights, title and interest in and to a unique pool filtration system, known as the “Pool Guardian”. With respect to this invention, the Company owns all technology, materials, and tools related to the development, support and maintenance of this product. To date the Company is in the process of filing one provisional patent, however, the Company has no copyrights or trademark rights associated with this asset. The asset was invented by a related party, and as such it has been recorded at the cost of the materials used to construct the prototype plus the cost of the patent.

NOTE 5 - CURRENT LIABILITIES

Current liabilities consisted solely of amounts payable to professional service providers and interest on long-term loans.

NOTE 6 - LONG-TERM LIABILITIES

On October 1, 2014 the Company entered into an uncollateralized promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest. The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note.

CLEARWATER VENTURES, INC.

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - RELATED PARTY TRANSACTIONS

On February 24, 2014 a related party contributed a self-invented product, the “Pool Guardian”, to the 100% owned subsidiary, Clearwater Nevada, LLC in exchange for 1,000 membership units in the LLC.

On February 25, 2014, the Company purchased all of the membership units (100% ownership) of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par. As of November 30, 2014 and February 28, 2014, this related party owned 89% and 100% (respectively) of the outstanding common shares, and is the CEO, and director of the Company.

NOTE 8 - STOCKHOLDERS’ EQUITY

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

As of November 30, 2014 and February 28, 2014, no preferred shares are issued and outstanding.

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

One June 30, 2014 the Company issued 2,000,000 common shares for cash proceeds of $20,000 or $0.01 per share.

NOTE 9 - SUBSEQUENT EVENTS

On December 9, 2014 the Company entered into a promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest. The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note.

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

Results of Operations for the three and nine months ended November 30, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $28,469 for the three months ended November 30, 2014. Our expenses during the quarter consisted of professional fees of $13,731, administrative fees of $14,594, interest expense of $100, and depreciation expense of $44. We incurred expenses and a net loss in the amount of $66,558 for the nine months ended November 30, 2014. Our expenses during the nine month period consisted of professional fees of $50,936, administrative fees of $14,789, research and development expenses of $615, interest expense of $100, and depreciation expense of $118. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our Pool Guardian product.

Liquidity and Capital Resources

As of November 30, 2014, we had current assets in the amount of $11,653, consisting entirely of cash. Our current liabilities as of November 30, 2014 were $43,156. Thus, we had a working capital deficit of $31,503 as of November 30, 2014. On June 30, 2014, we closed a registered public offering of common stock in which we sold 2,000,000 shares of common stock at $0.01 per share, for total proceeds of $20,000. On October 1, 2014, we borrowed the sum of $10,000 from a private party under a Promissory Note. The note is unsecured, bears interest at six percent (6%) per year, and is due the sooner of: (i) two years from the date of issue, or (ii) upon ninety days written demand from the holder. Subsequent to the reporting period, on December 9, 2014, we borrowed an additional $10,000 under a Promissory Note with similar terms.

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

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

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

5

Recently Issued Accounting Pronouncements

Except as set forth below, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow:

1. On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. We have elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

2. In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tuston Brown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2014.

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

Clearwater Ventures, Inc.

Date:	January 13, 2014

By:	/s/ Tuston Brown Tuston Brown
Title:	Chief Executive Officer, Chief Financial Officer and Director

8