Form 10-K
period 2015-02-28
Clearwater Ventures, Inc.
filed 2015-05-29
CIK 1606808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended February 28, 2015

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[ ] Yes [X] No

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No [X]

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter is: n/a.

As of May 28, 2015, there were 18,000,000 shares of common stock $0.001 par value, outstanding.

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

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

Marketing and Competition

The Pool Guardian is a unique product designed to supplement existing pool filtration systems. At this time, there are no similar products on the market and no direct competitors for potential sales. We plan to initially market the product to above-ground pool manufacturers, pool installation companies and pool supply retailers, primarily through demonstration of the product using prototypes. We hope to establish a specific market niche by supplying a unique product that enhances the above-ground pools and filtration systems currently on the market. There is no guarantee, however, that our efforts will be successful and that we will be able to generate significant or sustained revenues.

Research and Development Expenditures

We have incurred $615 in research or development expenditures since our incorporation. These expenses were for materials and parts for the construction and testing of prototypes.

Subsidiaries

Our operations are conducted through a single, wholly-owned operating subsidiary, Clearwater Nevada, LLC, a Nevada limited liability company.

Intellectual Property

We do not own, either legally or beneficially, any patent, or trademark.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations applicable to our planned operations. We are subject to the laws and regulations which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.

Employees

We currently have no other employees other than our sole officer and director, Tuston Brown. Mr. Brown is our President, CEO, CFO, and sole member of the Board of Directors.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 1A. Risk Factors

A smaller reporting company is not required to include this Item.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

We do not own any real property.  We maintain our corporate office at 8174 Las Vegas Blvd. S., Ste. 109, Las Vegas, NV 89123.  Our sole officer and director provides office services in his residence without charge. There is no obligation for him to continue this arrangement. We anticipate being able to use Mr. Brown’s residence until such time as we are able to begin commercial production of the Pool Guardian product.

Item 3. Legal Proceedings.

There are no claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the symbol “CWRV” on the OTCQB tier of the electronic marketplace operated by OTC Markets Group, Inc.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by OTC Markets, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year Ended February 28, 2015
Quarter Ended	High $	Low $
February 28, 2015	$0.10	$0.10
November 30, 2014	$0.10	$0.10
August 31, 2014	n/a	n/a
May 31, 2014	n/a	n/a

Fiscal Year Ending February 28, 2014
Quarter Ended	High $	Low $
February 28, 2014	n/a	n/a

On May 28, 2015, the last quoted price per share of our common stock was $0.10.

 Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Stockholders of Our Common Shares

The Company has approximately 32 stockholders of record of its common stock. As of May 28, 2015, we had 18,000,000 shares of our common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Common stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our Board of Directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our Board of Directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our Board of Directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our Board of Directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Recent Sales of Unregistered Securities

On February 25, 2014, we entered into a Membership Purchase Agreement with our founder, president, CEO, CFO, and sole director, Tuston Brown. In exchange for an issuance of 1,000,000 shares, Mr. Brown contributed 100% ownership of Clearwater Nevada, LLC. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

On February 27, 2014, Mr. Brown subscribed for an additional 15,000,000 shares of our common stock at a price of $0.001 per share, for a total subscription price of $15,000. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the fiscal year ended February 28, 2015 and for the period February 24, 2014 (Inception) through February 28, 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $104,132 for the year ended February 28, 2015. Our expenses during the year consisted of professional fees of $78,097, administrative fees of $24,879, research and development expense of $615, interest expense of $380, and depreciation expense of $161. During the partial fiscal year ended February 28, 2014, we incurred expenses and a net loss of $5,560. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our Pool Guardian product.

Liquidity and Capital Resources

As of February 28, 2015, we had current assets in the amount of $7,188, consisting entirely of cash. Our current liabilities as of February 28, 2015 were $66,221. Thus, we had a working capital deficit of $59,033 as of February 28, 2015. On June 30, 2014, we closed a registered public offering of common stock in which we sold 2,000,000 shares of common stock at $0.01 per share, for total proceeds of $20,000. On October 1, 2014, we borrowed the sum of $10,000 from a private party under a Promissory Note. The note is unsecured, bears interest at six percent (6%) per year, and is due the sooner of: (i) two years from the date of issue, or (ii) upon ninety days written demand from the holder. Subsequently, on December 9, 2014, we borrowed an additional $10,000 under a Promissory Note with similar terms.

Our ability to continue our product development and move forward with our business plans will be contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of February 28, 2015, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have an impact on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2015 and February 28, 2014
F-3	Consolidated Statements of Operations for the years ended February 28, 2015 and for the Period February 24, 2014 (Inception) through February 28, 2014
F-4	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) as of February 28, 2015
F-4	Consolidated Statements of Cash Flows for the years ended February 28, 2015 and for the Period February 24, 2014 (Inception) through February 28, 2014
F-5	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwater Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Clearwater Ventures, Inc. as of February 28, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended February 28, 2015 and for the period February 24, 2014 (Inception) through February 28, 2014. Clearwater Ventures, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwater Ventures, Inc. as of February 28, 2015 and 2014, and the results of its operations and its cash flows for the year ended February 28, 2015 and for the period February 24, 2014 (Inception) through February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KLJ & Associates, LLP
St. Louis Park, MN
May 29, 2015

CLEARWATER VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	February 28, 2015	February 28, 2014
ASSETS
Current assets:
Cash	$7,188	$15,025
Total current assets	7,188	15,025

Fixed assets, net	366	—

Other assets:
Intangible asset	4,025	25
Total assets	11,579	$15,050

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$66,221	$5,560
Total current liabilities	66,221	5,560

Long-term debt:	20,000	—
Total long-term debt	20,000	—
Total liabilities	86,221	5,560

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares authorized, 18,000,000 and 16,000,000 shares issued and outstanding, respectively	18,000	16,000
Additional paid-in capital	17,050	(950)
Accumulated deficit	(109,692)	(5,560)
Total stockholders' equity (deficit)	(74,642)	9,490
Total liabilities and stockholders' equity (deficit)	$11,579	$15,050

The accompanying notes are an integral part to these condensed financial statements

 CLEARWATER VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2015	For the Period February 24, 2014 (Inception) through February 28, 2014
Revenue, net of cost of sales	$—	$—

Operating expenses:
Depreciation expense	161	—
Research and development expense	615	—
Professional fees	78,097	4,600
Administrative fees	24,879	960
Total operating expenses	103,752	5,560

Net loss from operations	(103,752)	(5,560)

Other income (expense):
Interest expense	(380)	—

Net income (loss)	$(104,132)	$(5,560)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average shares outstanding	17,287,641	6,800,000

 The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance:	$	$	$	$	$
February 24, 2014 (Inception)	—	—	—	—	—	—	—
Common stock issued for cash - Related party	—	—	5,000,000	5,000	—	—	5,000
Common stock subscribed	—	—	10,000,000	10,000	—	—	10,000
Common stock issued to purchase subsidiary	—	—	1,000,000	1,000	(950)	—	50
Net loss, February 28, 2014	—	—	—	—	—	(5,560)	(5,560)
Balance, February 24, 2014	—	$—	16,000,000	$16,000	$(950)	$(5,560)	9,490
Common stock for cash	—	—	2,000,000	2,000	18,000	—	20,000
Net loss, February 28, 2015	—	—	—	—	—	(104,132)	(104,132)
Balance, February 28, 2015	—	$—	18,000,000	$18,000	$17,050	$(109,962)	(74,642)

The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2015	For the Period February 24, 2014 (Inception) through February 28, 2014
Cash flows from operating activities:
Net (loss)	$(104,132)	$(5,560)
Depreciation	161	—
Adjustments to reconcile net loss
To net cash used in operations:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	60,661	5,560
Net cash provided by operating activities	(43,310)	—

Cash flows from investing activities:
Purchase of assets	(527)	—
Purchase of components of intangible asset	(4,000)	—
Net cash provided by financing activities	(4,527)	—

Cash flows from financing activities:
Proceeds from stock subscription	20,000	15,000
Proceeds from loan	20,000	—
Proceeds from additional investment in subsidiary	—	25
Net cash provided by financing activities	40,000	15,025

Net increase in cash	(7,837)	15,025
Cash at beginning of period	15,025	—
Cash at end of period	$7,188	$15,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At February 28, 2015 and 2014, the Company had no cash equivalents.

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

CLEARWATER VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of February 28, 2015 and 2014, there were no potential common shares underlying warrants or options.

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

CLEARWATER VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $104,132 for the year ended February 28, 2015 and an accumulated deficit of $109,962 as of February 28, 2015, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	February 28, 2015	February 28, 2014
Computers	$527	$—
Less: Accumulated depreciation	(161)	—
Fixed assets, net	$366	$—

NOTE 4 – CURRENT LIABILITIES

Current liabilities consisted solely of amounts payable to professional service providers and interest on long-term loans.

NOTE 5 – LONG-TERM LIABILITIES

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

CLEARWATER VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

On February 24, 2014 a related party contributed a self-invented product, the “Pool Guardian”, to the 100% owned subsidiary, Clearwater Nevada, LLC in exchange for 1,000 membership units in the LLC.

On February 25, 2014, the Company purchased all of the membership units (100% ownership) of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par. As of February 28, 2015 and February 28, 2014, this related party owned 89% and 100% (respectively) of the outstanding common shares, and is the CEO, and director of the Company.

NOTE 7    STOCKHOLDERS’ EQUITY

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

As of February 28, 2015 and February 28, 2014, no preferred shares are issued and outstanding.

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

One June 30, 2014 the Company issued 2,000,000 common shares for cash proceeds of $20,000 or $0.01per share.

NOTE 7 – INCOME TAXES

As of November 30, 2013, the Company had net operating loss carry forwards of approximately $109,962 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

CLEARWATER VENTURES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES – Continued

The provision for Federal income tax consists of the following:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$15,619	834
Less: valuation allowance	(15,619)	(834)
Net provision for Federal income taxes	$—	—

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$16,453	834
Less: valuation allowance	(16,453)	(834)
Net deferred tax asset	$—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $109,962 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8   SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.

Item 9A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, February 28, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 28, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are typical of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our executive officer and director and his age as of the date of this Prospectus is as follows:

Name	Age	Position(s) and Office(s) Held
Tuston Brown	41	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Tuston Brown.   Mr. Brown was appointed as our President, CEO, CFO, and sole Director concurrently with his founding of the company on February 24, 2014.  Mr. Brown is the inventor and designer of our Pool Guardian device. In addition to his duties at the company, Mr. Brown currently works as an HFC maintenance technician at Cox Communications, where has been employed since 1995. There are no other items of specific professional experience, qualifications, or skills that led to his appointment as our sole officer and director.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and (5) being otherwise involved in any legal proceeding described in Item 401(f) of Regulation S-K.

Committees of the Board

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Until further determination by the board, the full board of directors will undertake the duties of the Audit Committee, Compensation Committee, and Nominating Committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

We currently have not adopted a code of ethics for the Board or executives.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Company presently not does have employment agreements with its executive officer and it has not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, the company has not paid any cash and/or stock compensation to its named executive officer.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tuston Brown, President, CEO, CFO, and director	2015 2014	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Tuston Brown	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our director for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tuston Brown	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.

 Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 28, 2015, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 18,000,000 shares of common stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Tuston Brown 8174 Las Vegas Blvd. S., Ste. 109 Las Vegas, NV 89123	16,000,000	88.89%
Common	Total all executive officers and directors	16,000,000	88.89%

Common	Other 5% Shareholders
	None

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

1. On February 25, 2014, we entered into a Membership Purchase Agreement with our founder, president, CEO, CFO, and sole director, Tuston Brown. In exchange for an issuance of 1,000,000 shares, Mr. Brown contributed 100% ownership of Clearwater Nevada, LLC. Clearwater Nevada, LLC owns the designs and initial prototype for the Pool Guardian and now functions as our wholly-owned operating subsidiary.

2. On February 27, 2014, Mr. Brown subscribed for an additional 15,000,000 shares of our common stock at a price of $0.001 per share, for a total subscription price of $15,000.

3. Our sole officer and director, Mr., Brown, provides office services in his residence without charge. There is no obligation for him to continue this arrangement. We anticipate being able to use Mr. Brown’s residence until such time as we are able to begin commercial production of the Pool Guardian product.

Item 14. Principal Accounting Fees and Services

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2015	2014
Audit fees	$5,000	$5,000
Audit related fees	$4,500	$—
Tax fees	$—	$—
All other fees	$—	$—
Total	$9,500	$5,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Membership Purchase Agreement with Tuston Brown(2)
10.2	Promissory Note dated October 1, 2014(3)
10.3	Promissory Note dated December 9, 2014(4)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed on May 1, 2014.

(2) Incorporated by reference to Registration Statement on Form S-1/A filed on May 29, 2014.

(3) Incorporated by reference to Quarterly Report on Form 10-Q filed October 15, 2014.

(4) Incorporated by reference to Quarterly Report on Form 10-Q filed January 13, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearwater Ventures, Inc.

Date:	May 29, 2015

By:	/s/ Tuston Brown Tuston Brown
Title:	Chief Executive Officer, Chief Financial Officer and Director

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Clearwater Ventures, Inc.

Date:	May 29, 2015

By:	/s/ Tuston Brown Tuston Brown
Title:	Chief Executive Officer, Chief Financial Officer and Director

