Form 10-Q
period 2015-05-31
Clearwater Ventures, Inc.
filed 2015-07-15
CIK 1606808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,000,000 common shares as of July 10, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of May 31, 2015 and February 28, 2015 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three months ended May 31, 2015 and 2014 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three months ended May 31, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

CLEARWATER VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash	$1,100	$7,188
Total current assets	1,100	7,188

Fixed assets, net	323	366

Other assets:
Intangible asset	4,025	4,025
Total assets	$5,448	$11,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$70,786	$66,221
Total current liabilities	70,786	66,221

Long-term debt:	20,000	20,000
Total long-term debt	20,000	20,000
Total liabilities	90,786	86,221

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 90,000,000 shares
authorized, 18,000,000 and 18,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	17,050	17,050
Accumulated deficit	(120,388)	(109,692)
Total stockholders' equity (deficit)	(85,338)	(74,642)
Total liabilities and stockholders' equity (deficit)	$5,448	$11,579

The accompanying notes are an integral part to these condensed consolidated financial statements

CLEARWATER VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014

Revenue, net of cost of sales	$—	$—

Operating expenses:
Depreciation expense	44	29
Professional fees	10,264	17,566
Administrative fees	88	109
Total operating expenses	10,396	17,704

Net loss from operations	(10,396)	(17,704)

Other income (expense):
Interest expense	(300)	—

Net income (loss)	$(10,696)	$(17,704)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	18,000,000	16,000,000

 The accompanying notes are an integral part to these condensed consolidated financial statements

CLEARWATER VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Cash flows from operating activities:
Net (loss)	$(10,696)	$(17,704)
Depreciation	44	29
Adjustments to reconcile net loss
To net cash used in operations:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,564	11,866
Net cash provided by operating activities	(6,088)	(5,809)

Cash flows from investing activities:
Purchase of assets	—	(528)
Purchase of components of intangible asset	—	(291)
Net cash provided by financing activities	—	(819)

Cash flows from financing activities:
Net cash provided by investing activities	—	—

Net increase in cash	(6,088)	(6,628)
Cash at beginning of period	7,188	15,025
Cash at end of period	$1,100	$8,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 2015, and the results of its operations and cash flows for the period ended May 31, 2015. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At May 31, 2015 and 2014, the Company had no cash equivalents.

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

CLEARWATER VENTURES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(I) Loss Per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of May 31, 2015 and 2014, there were no potential common shares underlying warrants or options.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $10,696 for the three months ended May 31, 2015 and an accumulated deficit of $120,388 as of May 31, 2015, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

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

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	May 31, 2015	February 28, 2015
Computers	$527	$527
Less: Accumulated depreciation	(204)	(161)
Fixed assets, net	$323	$366

NOTE 4 – CURRENT LIABILITIES

Current liabilities consisted solely of amounts payable to professional service providers and interest on long-term loans.

NOTE 5 – LONG-TERM LIABILITIES

On October 1, 2014 the Company entered into an uncollateralized promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest. The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note. Accrued interest on this note is $400 as of May 31, 2015.

On December 9, 2014 the Company entered into a promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest. The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note. Accrued interest on this note is $280 as of May 31, 2015.

CLEARWATER VENTURES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

On February 24, 2014 a related party contributed a self-invented product, the “Pool Guardian”, to the 100% owned subsidiary, Clearwater Nevada, LLC in exchange for 1,000 membership units in the LLC.

On February 25, 2014, the Company purchased all of the membership units (100% ownership) of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par. As of May 31, 2015 and February 28, 2014, this related party owned 89% and 100% (respectively) of the outstanding common shares, and is the CEO, and director of the Company.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

As of May 31, 2015 and February 28, 2014, no preferred shares are issued and outstanding.

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

NOTE 8   SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations for the three months ended May 31, 2015 and 2014.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $10,696 for the three months ended May 31, 2015. Our expenses during the quarter consisted of professional fees of $10,264, administrative fees of $88, interest expense of $300, and depreciation expense of $44. By comparison, we incurred expenses and a net loss in the amount of $17,704 for the three months ended May 31, 2014. Our expenses during the quarter period consisted of professional fees of $17,566, administrative fees of $109, and depreciation expense of $29. Our expenses and our net loss were lower for the three months ended May 31, 2015 as compared to the same quarter last year primarily due to lower professional fees. During the three months ended May 31, 2014 we incurred higher one-time expenses for legal and accounting in connection with our public offering. We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our Pool Guardian product.

Liquidity and Capital Resources

As of May 31, 2015, we had current assets in the amount of $1,100, consisting entirely of cash. Our current liabilities as of May 31, 2015 were $70,786. Thus, we had a working capital deficit of $69,686 as of May 31, 2015. On June 30, 2014, we closed a registered public offering of common stock in which we sold 2,000,000 shares of common stock at $0.01 per share, for total proceeds of $20,000. On October 1, 2014, we borrowed the sum of $10,000 from a private party under a Promissory Note. The note is unsecured, bears interest at six percent (6%) per year, and is due the sooner of: (i) two years from the date of issue, or (ii) upon ninety days written demand from the holder. Subsequently, on December 9, 2014, we borrowed an additional $10,000 under a Promissory Note with similar terms.

Over the past year, our mix of total financing has shifted from only equity during our first several months of operations toward some debt financing used to meet our short term needs more recently. Our ability to continue our product development and move forward with our business plans will be contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of May 31, 2015, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tuston Brown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2015, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearwater Ventures, Inc.

Date:	July 15, 2015

By:	/s/ Tuston Brown Tuston Brown
Title:	Chief Executive Officer, Chief Financial Officer and Director

