Form 10-Q
period 2015-08-31
Clearwater Ventures, Inc.
filed 2015-10-23
CIK 1606808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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
(Registrant's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  18,000,000 common shares as of October 20, 2015.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of August 31, 2015 and February 28, 2015 (unaudited);
F-2	Condensed Consolidated Statements of Operations for the three and six months ended August 31, 2015 and 2014 (unaudited);
F-3	Condensed Consolidated Statements of Cash Flows for the three and six months ended August 31, 2015 and 2014 (unaudited);
F-4	Notes to Condensed Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

CLEARWATER VENTURES, INC.
BALANCE SHEETS
(UNAUDITED)

	August 31, 2015	February 28, 2015
ASSETS
Current assets:
Cash	$2,609	$7,188
Total current assets	2,609	7,188

Fixed assets, net	279	366

Other assets:
Intangible asset	4,025	4,025
Total assets	$6,913	$11,579

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$73,424	$66,221
Total current liabilities	73,424	66,221

Long-term debt:	22,500	20,000
Total long-term debt	22,500	20,000
Total liabilities	95,924	86,221

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 90,000,000 shares
authorized, 18,000,000 and 16,000,000 shares issued and outstanding, respectively	18,000	18,000
Additional paid-in capital	17,050	17,050
Accumulated deficit	(124,061)	(109,692)
Total stockholders' equity (deficit)	(89,011)	(74,642)
Total liabilities and stockholders' equity (deficit)	$6,913	$11,579

The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended August 31, 2015	For the Three Months Ended August 31, 2014	For the Six Months Ended August 31, 2015	For the Six Months Ended August 31, 2014

Revenue, net of cost of sales	$-	$-	$-	$-

Operating expenses:
Depreciation expense	44	44	88	74
Research and development	-	324	-	615
Professional fees	3,195	19,639	13,459	37,205
Administrative fees	116	86	204	195
Total operating expenses	3,355	20,093	13,751	38,089

Net loss from operations	(3,355)	(20,093)	(13,751)	(38,089)

Other income (expense):
Interest expense	(319)	-	(619)	-

Net loss	$(3,674)	(20,093)	$(14,370)	$(38,089)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted avg shares outstanding	18,000,000	17,369,565	18,000,000	16,684,783

The accompanying notes are an integral part to these condensed financial statements

CLEARWATER VENTURES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended August 31, 2015	For the Six Months Ended August 31, 2014
Cash flows from operating activities:
Net (loss)	$(14,370)	$(38,089)
Depreciation	88	74
Adjustments to reconcile net loss
To net cash used in operations:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	7,203	29,630
Net cash provided by operating activities	(7,079)	(8,385)

Cash flows from investing activities:
Purchase of assets	-	(528)
Net cash provided by investing activities	-	(528)

Cash flows from financing activities:
Proceeds from loan	2,500	-
Proceeds from stock subscription	-	20,000
Net cash provided by financing activities	2,500	20,000

Net increase (decrease) in cash	(4,579)	11,087
Cash at beginning of period	7,188	15,025
Cash at end of period	$2,609	$26,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of August 31, 2015, and the results of its operations and cash flows for the period ended August 31, 2015. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the "Commission"). The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.

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

(D) Cash and Cash Equivalents
The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At August 31, 2015 and February 28, 2015, the Company had no cash equivalents.

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

CLEARWATER VENTURES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

(G)  Intangible Assets
The Company owns the entire rights, title and interest in and to a unique pool filtration system, known as the "Pool Guardian".  With respect to this invention, the Company owns all technology, materials, and tools related to the development, support and maintenance of this product.  To date the Company is in the process of filing one provisional patent, however, the Company has no copyrights or trademark rights associated with this asset.  The asset was invented by a related party, and as such it has been recorded at the cost of the materials used to construct the prototype plus the cost of the patent.

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

(I) Loss Per Share
The Company reports earnings (loss) per share in accordance with ASC Topic 260-10.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of August 31, 2015 and February 28, 2015, there were no potential common shares underlying warrants or options.

(J) Revenue Recognition
Revenue is recognized in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

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

CLEARWATER VENTURES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

(L) Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

 (M) Recent Accounting Pronouncements (Continued)

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity's management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

We do not believe there are any additional recently issued accounting standards that have not yet been adopted that will have a material impact on the Company's financial statements.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $14,370 for the six months ended August 31, 2015 and an accumulated deficit of $124,061 as of August 31, 2015, and it is expected that it will continue to have negative cash flows as the business plan is implemented.

These conditions give rise to doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

CLEARWATER VENTURES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following:

	August 31, 2015	February 28, 2015
Computers	$527	$527
Less: Accumulated depreciation	(248)	(161)
Fixed assets, net	$279	$366

NOTE 4 – CURRENT LIABILITIES

Current liabilities consisted solely of amounts payable to professional service providers and interest on long-term loans.

NOTE 5 – LONG-TERM LIABILITIES

On October 1, 2014 the Company entered into an uncollateralized promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest.  The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note.  Accrued interest on this note is $550 as of August 31, 2015.

On December 9, 2014 the Company entered into a promissory note with an outside source to obtain $10,000 for a term of 2 years at 6% annual interest.  The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note.  Accrued interest on this note is $430 as of August 31, 2015.

On July 14, 2015 the Company entered into a promissory note with an outside source to obtain $2,500 for a term of 2 years at 6% annual interest.  The interest and principal are due in lump sum the sooner of (1) ninety days from written demand by Holder or (2) two years from the date of the note.  Accrued interest on this note is $19 as of August 31, 2015.

CLEARWATER VENTURES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS

On February 24, 2014 a related party contributed a self-invented product, the "Pool Guardian", to the 100% owned subsidiary, Clearwater Nevada, LLC in exchange for 1,000 membership units in the LLC.

On February 25, 2014, the Company purchased all of the membership units (100% ownership) of Clearwater Nevada, LLC from a related party in exchange for 1,000,000 common shares of stock at par.  As of August 31, 2015 and February 28, 2015, this related party owned 89% and 100% (respectively) of the outstanding common shares, and is the CEO, and director of the Company.

NOTE 7 - STOCKHOLDERS' EQUITY

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

As of August 31, 2015 and February 28, 2015, no preferred shares are issued and outstanding.

Common Stock
Holders of common stock have voting rights equal to one vote for each share of Common Stock held and are entitled to receive dividends when, and if declared by the board of directors subject to the rights of any Preferred Stock having preference as to dividends. In the event of liquidation or dissolution, subject to the rights of Preferred Stock Holders' are entitled to share ratably in the Corporations assets. Holders of Common Stock do not have conversion, redemption or preemptive rights.

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

CLEARWATER VENTURES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

Effective September 25, 2015, Zheng Huijun was appointed Chairman of the Company and Andy Zhao was appointed Chief Operating Officer of the Company.

On September 28, 2015, Clearwater Ventures, Inc. (the "Company") entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the "Agreement") with Tuston Brown, the Chief Executive Officer, sole Director and majority shareholder of the Company. The Agreement provides Mr. Brown with an option to purchase all of the membership interests of Clearwater Nevada, LLC, a Nevada limited liability company, a subsidiary of the Company, at such date as shall be further agreed upon in writing by the parties, or upon written notice given by Mr. Brown, at his sole option, on any date which is more than seventy-five (75) days from the date of the Agreement. The Agreement provides that Mr. Brown assumes all liabilities of the subsidiary following such assignment.

On September 28, 2015 (the "Closing Date"), Tuston Brown, the Chief Executive Officer, sole Director and majority shareholder of the Company sold an aggregate of 13,987,000 shares of restricted common stock of the Company to Zheng Huijun. Mr. Brown also sold an aggregate of 2,013,000 shares of restricted common stock to several purchasers, none of whom are currently affiliates of the Company, nor would be deemed affiliates as a result of the purchase of such shares. As a result of the transaction described above, Mr. Brown has completely divested of his ownership of common stock of the Company. Mr. Brown remains, however, a director and officer of the Company.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2015 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements." These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Product Design:

The Pool Guardian is primarily constructed from 2" PVC tubing. It is approximately 6 feet long and has a 45 degree angle occurring 2 feet from the terminus. It connects to the pool pump using standard flexible pool tubing and a standard three way valve. The valve allows for the selection of arm function to off, on, or mixed. Off will divert all water from the pump to the existing pool output. On will provide all pump output to the arm. Mixed will provide water to both the existing pool pump output and the arm. The shape of the arm will allow it to rest on the wall of the pool and will adjust to the water level. It employs an external torsion control shape to maintain proper pool position. Design variations will allow it to maintain position without resting on the pool side. The device is designed to float on the surface and will operate in low water levels, and will not impede the function of the pool filter pump.

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

Results of Operations for the three months ended August 31, 2015 and 2014.

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $3,355 and $3,674, respectively for the three months ended August 31, 2015. Our expenses during the quarter consisted of professional fees of $3,195, administrative fees of $116, and depreciation expense of $44.  By comparison, we incurred expenses and a net loss in the amount of $20,093 for the three months ended August 31, 2014. Our expenses during the quarter period in 2014 consisted of professional fees of $19,639, administrative fees of $86, research and development expenses of $324, and depreciation expense of $44. Our expenses and our net loss were lower for the three months ended August 31, 2015 as compared to the same quarter last year primarily due to lower professional fees.  During 2014 we incurred higher one-time expenses for legal and accounting in connection with our public offering.

Results of Operations for the six months ended August 31, 2015 and 2014.

We incurred expenses and a net loss in the amount of $13,751 and $14,370, respectively, for the six months ended August 31, 2015. Our expenses during the six month period consisted of professional fees of $13,459, administrative fees of $204, and depreciation expense of $88.  By comparison, we incurred expenses and a net loss in the amount of $38,089 for the six months ended August 31, 2014. Our expenses during the period consisted of professional fees of $37,205, administrative fees of $195, research and development expenses of $615,, and depreciation expense of $74. Our expenses and our net loss were lower for the six months ended August 31, 2015 as compared to the same period last year primarily due to lower professional fees.  During 2014 we incurred higher one-time expenses for legal and accounting in connection with our public offering.

We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our Pool Guardian product.

Liquidity and Capital Resources

As of August 31, 2015, we had current assets in the amount of $2,609, consisting entirely of cash. Our current liabilities as of August 31, 2015 were $73,424. Thus, we had a working capital deficit of $70,815 as of August 31, 2015.

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

Off Balance Sheet Arrangements

As of August 31, 2015, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most "critical accounting polices" in the Management Discussion and Analysis. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

Except as set forth below, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow:

1.            On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders' equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  We have elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

2.            In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity's management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2015.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Tuston Brown.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2015, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearwater Ventures, Inc.

Date:	October 23, 2015

By:	/s/ Tuston Brown
Tuston Brown
Title:	Chief Executive Officer, Chief Financial Officer and Director